Form 10-Q
period 2013-02-28
Webfolio Inc.
filed 2013-05-17
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

                        Commission file number 333-182970


                                  WEBFOLIO INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                  1129 8 Street S.E. Calgary AB Canada T2G 2Z6
          (Address of principal executive offices, including zip code)

                                  (403)863-6225
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of May 16, 2013

ITEM 1. FINANCIAL STATEMENTS

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      February 28,          May 31,
                                                                          2013               2012
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  8,180           $  8,916
  Other current assets                                                        --                 11
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                 8,180              8,927
                                                                        --------           --------

      TOTAL ASSETS                                                      $  8,180           $  8,927
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    685           $     --
  Officer advances                                                         4,960                 89
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            5,645                 89
                                                                        --------           --------
      TOTAL LIABILITIES                                                    5,645                 89
                                                                        --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 130,000,000 shares
   authorized; 5,000,000 shares issued and outstanding
   as of February 28, 2013 and May 31, 2012                                  500                500
  Additional paid-in capital                                               9,500              9,500
  Deficit accumulated during development stage                            (7,465)            (1,162)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 2,535              8,838
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  8,180           $  8,927
                                                                        ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                Cumulative from
                                                                                 May 16, 2011
                                    Nine Months                                   (inception)
                                   Period Ended             Year Ended              through
                                    February 28,              May 31,             February 28,
                                        2013                   2012                   2013
                                    ------------           ------------           ------------
REVENUES
  Revenues                          $         --           $         --           $         --
                                    ------------           ------------           ------------
TOTAL REVENUES                                --                     --                     --

OPERATING COSTS
  Professional expenses                    2,250                     --                  2,250
  Administrative expenses                  4,042                    594                  4,810
  Taxes and licences                          --                    568                    405
                                    ------------           ------------           ------------
TOTAL OPERATING COSTS                      6,292                  1,162                  7,465
                                    ------------           ------------           ------------

NET INCOME (LOSS)                         (6,292)                (1,162)                (7,465)
                                    ============           ============           ============

BASIC EARNINGS PER SHARE            $      (0.00)          $      (0.00)          $         (0)
                                    ============           ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          $  5,000,000           $  5,000,000           $  5,000,000
                                    ============           ============           ============


                       See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                           Cummulative
                                                                                                           May 16, 2011
                                                                      Nine Months                           (inception)
                                                                     Period Ended         Year Ended          through
                                                                      February 28,          May 31,         February 28,
                                                                          2013               2012               2013
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (6,292)          $ (1,162)          $ (7,465)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase in other current asset                                          (12)
    Increase (decrease) in accounts payable                                  685                 --                685
    Increase (decrease) in officer advances                                4,872                 89              4,960
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (735)            (1,085)            (1,820)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --                500                500
  Additional paid-in capital                                                  --              9,500              9,500
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             10,000             10,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                             (735)             8,916              8,180
CASH AT BEGINNING OF PERIOD                                                8,916                 --                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  8,180           $  8,916           $  8,180
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                                  WEBFOLIO INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Webfolio Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Registration Statement on Form S-1 have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The Company has filed a Registration Statement with the Securities and Exchange Commission in an effort to sell 5,000,000 shares of common stock for proceeds of $50,000. Other than the shares to be offered under the Registration Statement, no other source of capital has been identified or sought. If the Company experiences a shortfall in operating capital prior to funding from the proceeds of the offering, the Company's director has verbally agreed to advance the Company funds to complete the registration process. Management estimates that the Company can operate in the current limited operations scenario for approximately 4-6 months with the cash currently available to the Company.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTION

Robin Thompson, the president of the Company provides management and office premises to the Company for no compensation. He will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he loans to the Company. Mr. Thompson has loaned funds to the Company as of February 28, 2013 in the amount of $4,872.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We have incurred $7,465 in miscellaneous expenses from inception through February 28, 2013. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 28, 2012. For detailed financial information, see the financial statements included in this report.

                      Balance Sheet Data:         2/28/2013
                      -------------------         ---------
                      Cash                          $8,180
                      Total assets                  $8,180
                      Total liabilities             $5,645
                      Stockholder's equity          $2,535

During this time while we are awaiting funding from our proposed offering Management has focused, and will continue to focus, on development that can be achieved without substantial cash flow. At this point we have mapped out the primary areas of functionality the service will offer including basic high-level, wire frame sketches of screens. We have reviewed hosting services and selected the Google App Engine as our deployment target. This decision also led us to decide to use the database services offered through the Google App Engine platform. We've generated initial domain, service and controller class designs that will be easily supported by our selected platform and installed an open-source code editor that will help simplify our integration and deployment activities. We reviewed freely available open-source libraries that supply functionality we intend to use. Additionally we've also determined where and how we will keep our code repositories. On the marketing front, we have vetted our concept and planned functionality through a number of part time and full time real estate investors to further refine the planned service offering.

Other than the shares in our current Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of our Offering, our director has verbally agreed to advance the Company funds in a limited operations scenario.

Our net loss for the nine months ended February 28, 2013 was $6,292. Our net loss from inception (May 16, 2011) through February 28, 2013 was $7,465.

As of February 28, 2013, there is a total of $4,960 in advances payable that is owed by the company to Robin Thompson, an officer and director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended February 28, 2013 was $10,000. On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2013 we had $8,180 in cash and there were outstanding liabilities of $5,645. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

PLAN OF OPERATION

At present management will concentrate on the completion of our current offering pursuant to the Registration Statement on Form S-1 and also utilize this time to begin putting together a database of potential customers as well as the continuation of the development of the software and services for the purpose of the integration of customers into the Webfolio service.

COMPLETE OUR PUBLIC OFFERING:

We expect to complete our public offering within 180 days of our Registration Statement being declared effective by the Securities and Exchange Commission on April 12, 2013. We intend to concentrate all our efforts on raising capital during this period.

Once we have completed our offering, our specific business plan for the twelve months thereafter is as follows:

SOFTWARE DEVELOPMENT

Complete Alpha Prototype (1st quarter after funding)

     * Establish the development environment and secure hosting arrangements on Google App Engine
     *    Implement sign up and authentication logic
     * Design and implement database objects required to support intended functionality
     *    Implement intended workflows
     *    Implement property matching engine
     *    Push out limited early release to selected testers

Complete Beta Version (2nd and 3rd quarter after funding)

     *    Integrate feedback from early testers
     *    Fix any problems
     *    Integrate with payment processor
     *    Implement document customization tools
     *    Implement mobile browser-friendly version
     *    Push out limited release to selected testers

Release `Beta' to Public (3rd and 4th  quarter after funding)

     * Operate as the free version only during beta testing including access to the mobile site
     *    Tune up marketing pages
     * Get full time instructors who teach real estate investing to include the service as part of their course offerings
     *    Enhance user support and communication

Release Production Version (4th quarter after funding)

After we're comfortable we've got the service operating as intended we will offer early adopters incentives to sign up for a paid version. We enforce service level offerings now. We will continue to enhance the service offering, improve responsiveness and stability based on user feedback.

MARKETING AND SALES

Once we're close to the full production release, we focus on marketing through blogs, SEO, articles, and a social media presence. We also leverage our relationships with full -time real estate investors to spread the word about the service.

Once we've obtained our first 100 users we will start signing up partners whose target markets include real estate investors. We'll arrange for our users to obtain discounts from our partners and, in return, we will get a referral fee for each relationship we help establish. We will also offer space for paid advertisements on the site for businesses who do not necessarily want a full partnership arrangement.

Based on raising funding from our offering, we have budgeted the following amounts over the 12 months following the successful completion of this offering, these amounts may be adjusted based upon sales and revenue:

Percentage of Offering                   10%              40%              70%              100%
----------------------                   ---              ---              ---              ----
Proceeds to the Company                $ 5,000          $20,000          $35,000          $50,000

Programming                            $   500          $ 2,000          $ 7,000          $12,500
Online Project Management              $     0          $   600          $ 1,250          $ 1,250
Telecommunications & Internet          $   250          $ 1,500          $ 1,500          $ 1,500
Marketing                              $     0          $ 5,200          $ 9,100          $13,000
Accounting, Auditing & Legal           $ 4,250          $ 9,000          $ 9,000          $ 9,000
Working Capital                        $     0          $ 1,700          $ 7,150          $12,750

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-182970, at the SEC website at www.sec.gov:

Exhibit No.                      Description
-----------                      -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T **

----------
** To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Webfolio Inc.
                                         Registrant


Date May 16, 2013                        By /s/ Robin Thompson
                                            ------------------------------------
                                            Robin Thompson
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer &
                                            Sole Director)