Form 10-K
period 2013-05-31
Webfolio Inc.
filed 2013-10-17
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2013

                        Commission file number 333-182970

                                  Webfolio Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               99-0370768
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                  1129 8 Street S.E. Calgary AB Canada T2G 2Z6
                               web.folio@yahoo.com
                   Telephone (403) 863-6225 Fax (810) 963-0278
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                        Copies of all communications to:
                        Kevin M. Murphy, Attorney at Law
                                 6402 Scott Lane
                               Pearland, TX 77582
                             info@kevinmurphylaw.com
                            Telephone: (281) 804-1174

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 17, 2013, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                  WEBFOLIO INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       15
Item 2.  Properties                                                         20
Item 3.  Legal Proceedings                                                  20
Item 4.  Mine Safety Disclosures                                            20

                                Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  21
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          23
Item 8.  Financial Statements and Supplementary Data                        27
Item 9A. Controls and Procedures                                            35
Item 9B. Other Information                                                  36

                               Part III

Item 10. Directors and Executive Officers                                   38
Item 11. Executive Compensation                                             39
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    41
Item 13. Certain Relationships and Related Transactions                     41
Item 14. Principal Accounting Fees and Services                             41

                                Part IV

Item 15. Exhibits                                                           42

Signatures                                                                  42

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

Webfolio Inc. was incorporated in the State of Deleware on May 16, 2011. The company plans to develop, market and sell a web-based real estate buyer management service that will assist real estate investors in selling their properties. Our target market is professional real estate investors whom we define as someone who spends at least 25% of their time working on their real estate investment business. We anticipate the company's web-based application will include the following features: a user profile, as well as a property listing feature, to assist the real estate investor in managing his time and property listings; a buyer manager feature to allow the investor to list and profile his buyers and then match those buyers to properties the investor has for sale; an email/letter feature to generate text flyers and property presentations to the investor's buyers with status follow up; and a template/form feature to manage a variety of real estate related agreements and documents. It will cover the lifecycle of selling the real estate investor's properties from managing initial buyer information to generating agreements which clarifies the purchase terms and conditions. When the design and programming of the buyer management service is completed and tested, we will offer it for sale through an initial annual subscription.

Potential buyers are the life blood of a professional real estate investor's operation and, as such, investors spend a significant portion of their time finding people, then building and maintaining relationships with them. An investor's buyers list is a hard-won asset that requires constant attention to maintain its value to the investor. Our application is a CRM (customer relationship management) service specifically designed to assist the real estate investor in building and maintaining relationships by providing services particular to each potential buyer. Our service will profile each buyer by the property characteristics the buyer is seeking, including location, price range, size, number of rooms, style (single family, condo) and nearby amenities, and automatically matching to properties the real estate investor owns, with automatic notifications to those buyers in the form of email or text messages with details of the properties that are available. Our platform will also generate the necessary paperwork, based on templates set up by the subscriber to provide closing documents necessary to close the real estate transaction. The company will not provide potential buyers or generate buyer leads for investors. Our application is to provide an effective platform for real estate investors to maintain their own list of buyers, maintain their own list of properties for sale and to provide services to streamline the steps from initial buyer contact through to the sale of the property.

During this time while we are awaiting funding from our current offering, Management has focused, and will continue to focus, on development of the web-based application that can be achieved without substantial cash flow.

We have:

     - Secured our URL and website address: mylistsonline.com; The company also has secured the following associated URLs: www.mylistsonline.ca, www.mylistsonline.us, www.mylistsonline.biz and www.mylistsonline.net.
     - Sought cost estimates for design and programming of web-based application;
     - Mapped out preliminary flow chart and layout of the application's navigation pages that will include Home Page, User Profile, My Tasks, My Calendar, Buyers List, Properties List, Buyer/PropertyActivity, Target Emails/Letters, Reports/Templates, Help and Contact Us;
     - Selected Google App Engine and its database services offered through the Google App Engine platform as the company's deployment target; (Google App Engine is a unique hosting platform that allows you to build applications and run them in Google's data centers using its global infrastructure);
     - Installed an open source code editor that will help simplify our integration and deployment activities (Open source refers to a program in which the source code is available to the general public for use and/or modified from its original design);
     - Developed website subscriber agreement including terms of service ownership, document storage, links to 3rd party websites, conduct of use;
     - Developed Privacy Policy for subscribers to safeguard customer information and communications;
     - Researched ad server sites that will allow partner/banner ads to be included on website for added revenue including Google Adsense as an affiliate partner to bring more traffic to the site;
     - Developed one page description of company's buyer management service and contact information to begin building database of potential real estate investors who will participate in test marketing service;
     - Contacted several real estate investor associations including the Canada Real Estate Investment Club and various Calgary, Alberta real estate investment clubs to participate in test marketing service;
     - Developed a revenue generating strategy by offering subscriptions to real estate investors for using company's service.

In order to reach the revenue generation stage, we need to do the following:

     -    Contract design and programming of company's web-based service;
     -    Finalize setup of our development and testing environments;

     - Continue to develop marketing content that describes the service and costs for purpose of collecting names and email addresses of potential real estate investors who are willing to serve as beta testers of the application;
     -    Construction of mobile app that can be used for beta testing;
     -    Testing web-based application and seeking testimonials for marketing;
     -    Refine and finalize services in responses to feedback from testers;
     -    Implement credit card processing for payment of subscription fees;
     - Continue building database of potential customers and marketing service to part-time and full-time real estate investors, real estate investor clubs, real estate investing coaching services and real estate associations through email, seminars and conventions;
     - Regularly generating new content via blogs, articles, magazines, videos to describe company's buyer management service and improve rankings in the major search engines (Google, Bing, Yahoo and Ask Jeeves)

Currently, our sole officer and director, Robin Thompson, devotes approximately 8-10 hours a week to the business of the Company. We will require the funds from our current offering in order to implement our business plan as discussed in the "Plan of Operation" section of this report.

The administrative office of the Company is currently located at 1129 8 Street S.E. Calgary AB Canada T2G 2Z6. We plan to use these offices until we require a larger space. Our fiscal year end is May 31st.

Webfolio Inc. is a development stage, start-up company with limited operations. The Company qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act"). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

EXECUTIVE SUMMARY

During this time while we are awaiting funding from our current offering, Management has focused, and will continue to focus, on development of the web-based application that can be achieved without substantial cash flow.

We have:

     - Secured our URL and website address: mylistsonline.com; The company also has secured the following associated URLs: www.mylistsonline.ca, www.mylistsonline.us, www.mylistsonline.biz and www.mylistsonline.net.
     - Sought cost estimates for design and programming of web-based application;
     - Mapped out preliminary flow chart and layout of the application's navigation pages that will include Home Page, User Profile, My Tasks, My Calendar, Buyers List, Properties List, Buyer/PropertyActivity, Target Emails/Letters, Reports/Templates, Help and Contact Us;

     - Selected Google App Engine and its database services offered through the Google App Engine platform as the company's deployment target; (Google App Engine is a unique hosting platform that allows you to build applications and run them in Google's data centers using its global infrastructure);
     - Installed an open source code editor that will help simplify our integration and deployment activities (Open source refers to a program in which the source code is available to the general public for use and/or modified from its original design);
     - Developed website subscriber agreement including terms of service ownership, document storage, links to 3rd party websites, conduct of use;
     - Developed Privacy Policy for subscribers to safeguard customer information and communications;
     - Researched ad server sites that will allow partner/banner ads to be included on website for added revenue including Google Adsense as an affiliate partner to bring more traffic to the site;
     - Developed one page description of company's buyer management service and contact information to begin building database of potential real estate investors who will participate in test marketing service;
     - Contacted several real estate investor associations including the Canada Real Estate Investment Club and various Calgary, Alberta real estate investment clubs to participate in test marketing service;
     - Developed a revenue generating strategy by offering subscriptions to real estate investors for using company's service.

In order to reach the revenue generation stage, we need to do the following:

     -    Contract design and programming of company's web-based service;
     -    Finalize setup of our development and testing environments;
     - Continue to develop marketing content that describes the service and costs for purpose of collecting names and email addresses of potential real estate investors who are willing to serve as beta testers of the application;
     -    Construction of mobile app that can be used for beta testing;
     -    Testing web-based application and seeking testimonials for marketing;
     -    Refine and finalize services in responses to feedback from testers;
     -    Implement credit card processing for payment of subscription fees;
     - Continue building database of potential customers and marketing service to part-time and full-time real estate investors, real estate investor clubs, real estate investing coaching services and real estate associations through email, seminars and conventions;
     - Regularly generating new content via blogs, articles, magazines, videos to describe company's buyer management service and improve rankings in the major search engines (Google, Bing, Yahoo and Ask Jeeves)

We have been issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

Our 12-month budget for the different funding scenarios is dependent on being completely funded by the $50,000 we intend to raise through our offering. The costs associated with operating as a public company are included in our budget. We cannot however guarantee that we will have sales and the amount raised in the offering may not be enough to meet the operating expenditures of the Company. We may be required to raise additional funding or apply for loans in the next 12 months, however we have no plans to do so at this time.

The following chart details the costs included in our 12 month budget for operations and how the budget will be effected if not all the shares are sold:

Percentage of Offering                 10%         40%         70%         100%
----------------------               -------     -------     -------     -------
Proceeds to the Company              $ 5,000     $20,000     $35,000     $50,000
Programming                          $   500     $ 2,000     $ 7,000     $12,500
Online Project Management            $     0     $   600     $ 1,250     $ 1,250
Telecommunications & Internet        $   250     $ 1,500     $ 1,500     $ 1,500
Marketing                            $     0     $ 5,200     $ 9,100     $13,000
Accounting, Auditing & Legal         $ 4,250     $ 9,000     $ 9,000     $ 9,000
Working Capital                      $     0     $ 1,700     $ 7,150     $12,750

The funding scenarios above are dependent on hypothetical amounts raised in the offering, if we raise less than the $50,000 we will be forced to extend our target dates, reduce planned functionality and curtail other spending. Please see the more detailed discussion of our planned use of offering proceeds in the "Use of Proceeds" section.

Management estimates that we can operate in our current limited operations scenario for approximately 4-6 months with the cash currently available to the company. Without funding, we are unable to develop our web-based application. We believe we have enough cash currently to cover minimal operating expense for 4 - 6 months which include accounting, legal and filing expenses. After that time, our officer and director has verbally agreed to loan the company funds to allow us to pay professional fees and operating expenses until we are funded, and can begin work on the web-based application, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Along with cash currently available, we will require at least 10% funding ($5,000) to operate for the next 12 months to cover minimal operating expenses which include accounting, legal and filing expenses. We will require at least 40% funding ($20,000) to operate for the next 12 months in order to implement our web-based application so it can be available for limited beta testing. We will require at least 70% funding ($35,000) to successfully complete a beta release for subscription sales, and finally we will require at least 100% funding ($50,000) to successfully complete the mobile application for release to hand-held devices and notepads.

During this time while we are awaiting funding from our current offering Management has focused, and will continue to focus, on development that can be achieved without substantial cash flow.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Webfolio Inc. qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

     1.   The first fiscal year after its annual revenues exceed $1 billion;
     2.   The first fiscal year after the fifth anniversary of its IPO;

     3. The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and
     4. The first fiscal year in which the company has a public float of at least $700 million.

FINANCIAL AND AUDIT REQUIREMENTS

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

     1. Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
     2. Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;
     3. Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
     4. Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

OFFERING REQUIREMENTS

In addition, during the IPO offering process, emerging growth companies are exempt from:

     1. Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
     2. Certain restrictions on communications to institutional investors before filing the IPO registration statement; and
     3. The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

OTHER PUBLIC COMPANY REQUIREMENTS

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

     1. The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;
     2. Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
     3. The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

INDUSTRY BACKGROUND

HOSTED SERVICES MARKET

Over the past couple of years virtualization technologies have reached a critical penetration in server farms which has allowed providers to maximize the utilization of their hardware while minimizing their costs. This, combined with widespread broadband internet access, has led to an industry of service providers offering practically all layers in the computing stack as hosted, utility services. This includes things like storage at pennies per GB and computing cycles at pennies per hour of CPU time to services that will host and manage client virtual servers to services that offer complete server application environments including databases, web servers, email servers, etc., all billed by the amount of time and/or storage consumed. The term `cloud' is also used because subscribers to these services do not necessarily control which CPU or virtual machine or whatever services their requests.

The explosive growth of mobile computing lead by devices such as Apple's iPhone and iPad along with the wide variety of Android devices has created opportunities for developers to create applications where these devices provide the user interface but offload the heavy lifting, data storage, etc. to cloud services. The net effect of this is that people have gotten very comfortable with the idea of having, not only their email, but a lot of their data residing somewhere in the cloud without necessarily having a local copy on their machine or device.

SPECIALIZED BUSINESS SERVICES

The ability to access entire server stacks for next to no cost, combined with users who have developed a comfort level with their data living in the cloud, has created a fertile environment for small groups of developers to create and operate high quality online services that tend to provide focused solutions to specific problems. There is also a growing movement amongst these services to also offer APIs (Application Programming Interface) based on standard Internet protocols which allow other services to programmatically interact with their service. The net result is a collection of independently developed services that can be aggregated on the fly to create value for the user that is potentially greater than the sum of the individual services.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

We intend to market and sell our internet-based real estate buyer management service to real estate investors to help them streamline the processes of keeping track of buyers, what those buyers are interested in, and what properties they have available for their buyers. We intend to design and create a service that includes easy-to-use online tools that will enable investors to

     1) create and manage lists of potential buyers along with their property criteria,
     2) create and manage lists of properties they have purchased or have under contract, including the type of deal they have in mind for the property,
     3) specify the contents and format of communications, forms, etc. the system will use to shepherd a property through its life cycle from listing to sold.

The service will benefit both investors and potential buyers by streaming communications and automatically handling the mundane steps in the process so investors can focus their time on the parts of their businesses that have the most impact, namely building relationships and finding properties.

We intend to leverage management's relationships with experienced, full-time real estate investors who also dedicate some of their time teaching courses to less experienced and novice real estate investors to help these students improve their skills at investing in real estate for the purposes of making a profit. We will do this by, firstly having the full-time investors use the services to help fine-tune the online services, secondly obtaining credible testimonials from these full time investors, and thirdly, have them highlight how Webfolio's services have made their businesses run more smoothly to other in their networks including the students in the courses they teach and other real estate investors they may be affiliated with or do business with. In return for this marketing assistance we expect to compensate our professional investors with:

     a.   free access to our Premium service (outlined below) and/or,
     b. through payments for referrals of new users who sign up for either our Standard or Premium service

We also plan to utilize our concentration of users interested in real estate investing to offer other businesses that provide services such as renovation, landscaping, staging, etc. to investors a platform through which they can advertise their products and services to a motivated market. We believe we will be able to charge a premium for access to our users who are inclined to avail themselves of the services these businesses offer.

The pricing and sales structure for Webfolio, Inc. is to maximize monthly revenue generated from subscription fees and advertisement sales. We expect a large majority of investors will subscribe to the free version of the service initially however we believe that by requiring at least a Standard subscription to access the system through a mobile version of the site, after the free trial period has elapsed, and providing outstanding service we will be able to convert a portion of those users into paying customers.

Potential buyers may access our site at no charge. We intend to offer the following pricing plans to investors under the following subscription packages:

FREE (FOREVER)

This service provides subscribers the option to have up to 10 buyers, and send 10 property listing emails and 10 welcome emails per month. The subscriber will have limited ability to customize the contents of emails sent by the system. They will be able to send property listing emails manually and can only send them to one buyer at a time though the system will provide the list of matching buyers for each property. Welcome emails will be sent to new buyers automatically. There is no access to the mobile site. We believe these service levels will benefit new investors by simplifying a number of basic tasks for them while still whetting their appetite for a paid subscription.

STANDARD ($10/MONTH - DISCOUNTED TO $100/YEAR IF PAID ANNUALLY)

This service provides subscribers the option to have up to 25 active buyers, and send up to 25 property listing emails and 25 welcome emails per month. Welcome emails are all sent automatically. Property listing emails are also automatically sent to all buyers whose criteria match those of the newly listed property. Investor subscribers can send email with any content, not just property listings, to their buyers however the investor will only be able to initiate these emails through a manual process on the web site. We refer to these general content emails as `keeping-in-touch' emails because they allow the investor to keep the (potential) buyer updated with things like how the search for a property that matches their criteria is progressing, or happenings in the real estate market, or other potential opportunities the buyer may be interested in but not recorded in the system, or birthday greetings, etc. All emails can be fully customized by the subscriber. They have access to the service from the mobile site we provide. Advances in browser technology, both on the desk top and in mobile tools such as phones and tablets, allow the creation of rich user interfaces without the need for `apps' specific to various platforms. This development makes it feasible to build a single service that can be easily used from any browser without any significant overhead to maintain separate code bases for each target device or operating system. We believe this level of service will benefit investors as they grow their business and provide a significant value over the free version.

PREMIUM ($20/MONTH - DISCOUNTED TO $200/YEAR IF PAID ANNUALLY)

This service offers subscribers everything the Standard service has except they are allowed an unlimited number of active buyers and can have the system send an unlimited number of welcome emails along with an unlimited number of property listings and general content emails. The service also includes functionality to allow subscribers to create an unlimited number of custom email templates which allows subscribers to do things like targeting communications at a subset of buyers, etc. In addition to being able to send general content emails manually subscribers to this service will also have the option of creating schedules of date and time for the system to send emails of any type to their buyers. They will also be able to specify that certain emails go only to buyers that meet certain conditions, for example only buyers who have not visited the site in say 30 days, or those looking for properties in certain areas, etc. We believe this service will benefit full time real estate investors, whose business operations regularly generate one or more deals per day, as they seek to grow their real estate portfolios yet offer enough value to encourage Standard subscribers to consider upgrading to accelerate their progress.

Although there are numerous options investors have for listing their properties, we believe we will offer the only service specifically designed to meet the specific needs of the real estate investor to manage their buyers and allow them to focus on high-return activities in their businesses. We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan.

Although Webfolio intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. If we are incapable of executing our business plan we would then investigate reasonable business options available to retain value for our shareholders. This could possibly be achieved by offering the leads generated on our web site or through other efforts to other firms. We could continue making progress on our business plan by developing alternatives such as limiting the scope of the services we offer clients to reduce costs, adjusting or reducing our in-house marketing costs, or reducing the costs for the development of our web site, and adjusting our timeline for the delivery of our services. If only partial funding is received we intend to follow our twelve month time frame, but in a reduced capacity. The level or reduction of our business operations could be commensurate with any given level of funding. We could decrease the number of services we offer, number of clients we handle, reduce in-house marketing efforts, and adjust our general overhead to any partial funding conditions including looking for open source libraries in place of licensed libraries and using lower capacity options for the services we will use or eliminating their use altogether. We could postpone furniture purchases, and reduce the number of computers purchased.

Our intention is to produce a working system that is sufficiently marketable to generate revenue. With this in mind our priorities are as follows:

     1.   Required (primary) system functionality
     2.   Marketing
     3.   Optional (secondary) system functionality

Central to our service offering, our primary functionality, is the capability to allow investors to build and maintain their potential buyer lists and to facilitate communications from investors to the buyers on their lists. In order to collect payments from subscribers we also need to integrate payment collection functionality into the system.

Secondary functionality is the maintenance of investors' property lists and the matching of an investor's buyers to the properties the investor has available on their lists. Additional secondary functionality is the capability of the system to operate easily on mobile devices such as smartphones and tablets. Mobile devices tend to have smaller screens, less memory and processing power that laptops and full-sized computers. These differences necessitate the need for alternative page layouts and workflows to those possible on more traditional computers.

The funding scenarios below are dependent on hypothetical amounts raised in the offering, if we raise less than the $50,000 we will be forced to extend our target dates, reduce planned functionality and curtail other spending. Please see the more detailed discussion of our planned use of offering proceeds in the "Use of Proceeds" section.

10% FUNDING SCENARIO

We will keep all of our marketing efforts confined within the company. This will necessitate that Mr. Thompson split his time between generating marketing content and developing the system. This will reduce the quality of the marketing effort because Mr. Thompson is not a marketing expert. We will be restricted to the amount of time we can obtain from internet marketing experts. This will also slow the development schedule and reduce the scope of services offered again because Mr. Thompson has a limited amount of time available to focus on this project. Project management fees (overseeing the step-by-step monitoring and completion of the application) will be -0- at this funding level. Accounting costs include $1,750 for audit, $1,500 for financial reviews, and $1,000 for legal and EDGAR filing fees. Additional legal, bookkeeping fees and filing preparation fees are not included. Telecommunications and internet fees (telephone, internet service provider, hosting, fax fees) will only cover the cost of the annual internet URLs currently held. The 10% funding scenario will start initial programming of the Home and Buyers List navigation pages, which includes actual programming instructions in developing content pages for use, but may not be completed.

We believe we will be able to operate at a minimal level for the next 12 months at 10% funding, to cover corporate and filing expenses, but the application's functionality will be delayed and there will be no product available for beta testing to real estate investors.

40% FUNDING SCENARIO

We will be able to outsource a portion of marketing content generation to qualified professionals leaving us to focus our development efforts on completing all primary system functionality for all navigation pages including payment collection capabilities. Our accounting, audit, legal fees will be increased to $9,000 to include $4,750 bookkeeping, filing preparation, and additional legal and EDGAR expenses. At 40% funding scenario, we believe we will be able to operate for the next 12 months with our web-based application available for limited beta testing without the buyer/listing functionality. This buyer/listing feature will match the buyer's property specifications profiled on the Buyers List with the properties owned by the investor on the Property List. The programming of this feature will be delayed until such times as additional capital is made available.

70% FUNDING SCENARIO

We will be able to outsource the bulk of marketing content generation to qualified professionals. We will be able to bring on an additional resource for at least 2 months to carry a large portion of the development efforts. At 70% funding scenario, we believe we will be able to operate for the next 12 months and expect to successfully complete a beta release for subscription sales of our primary functionality and move forward with the development of our planned secondary functionality though its successful release is dependent on the amount and quality of feedback from our beta testers, and any problems that arise once the system is operating under load. It is unlikely we would be able to complete our plans to make the service available on handheld and mobile devices like smartphones and tablets until such time as additional capital is made available.

100% FUNDING SCENARIO

We believe will be able to execute our plans as intended. At 100% funding scenario, we believe we will be able to operate for the next 12 months, as there will be sufficient capital to retain an additional development resource to see us through to a complete production release, including making our service available on handheld and mobile devices.

COMPETITION

While management believes we serve a niche market, the larger market for CRM applications is intensely competitive and rapidly changing. Barriers to entry are relatively low, many of our potential competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors may offer their products at a lower price, which would result in pricing pressures. If we are unable to maintain competitive pricing, our future operating results could be negatively impacted.

Our current principal competitors include salesforce.com, zoho.com, freeCRM.com, sugarCRM.com and base.com, a new online deal management service.

Our potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many have established marketing relationships and access to larger customer bases.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our service is more effective than the products that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our service. For all of these reasons, we may not be able to compete successfully.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

We do not rely on any "real" raw materials to speak of as the marketable part of our services will be online.

PATENTS AND TRADEMARKS

We currently have no patents or trademarks for our service or brand name; however, as business is established and operations expand, we may seek such protection. Since the service will be entirely web-based no one outside the Company will have access to the source code or the internal processes. The source code produced will have the normal copyright headers.

Litigation may be necessary to enforce the Company's copyright and other intellectual property rights. Litigation could result in substantial costs and diversion of resources which could harm the Company's business and the Company could ultimately be unsuccessful in protecting its intellectual property rights. Further, the Company's intellectual property protection controls across global operations may not be adequate to fully protect them from the theft or misappropriation of the Company's intellectual property, which could adversely harm its business.

GOVERNMENT APPROVAL

We do not require any government approval for our services. As an online business, our business will not be subject to any environmental laws.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to local and international laws and regulations that relate directly or indirectly to our operations. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date. We plan to spend funds on research and development activities in the future development of our software, integration and services.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, Robin Thompson, who devotes 8 - 10 hours per week to our business. There is no employment agreement with Mr. Thompson.

REPORTS TO SECURITY HOLDERS

We make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE ARE A DEVELOPMENT-STAGE COMPANY IN AN EMERGING MARKET WITH AN UNPROVEN BUSINESS MODEL AND A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

We have only a limited operating history and our current business and future prospects are difficult to evaluate. We were founded in May 2011 and have not yet begun to offer our service. You must consider our business and prospects in light of the risks and difficulties we encounter as a development-stage company in the new and rapidly evolving market of on-demand application services. These risks and difficulties include the following:

     1.   our new and unproven business and technology models;
     2. a limited number of service offerings and risks associated with developing new service offerings; and
     3. the difficulties we face in managing future growth in personnel and operations.

We may not be able to successfully address any of these risks or others, including the other risks related to our business and industry described below. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

WE HAVE GENERATED NO REVENUE AND MAY INCUR SIGNIFICANT OPERATING LOSSES IN THE FUTURE.

Our business does not have an established record of profitability and we may never be profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If future revenue is not generated to offset these expenses, we will not be profitable. Operating expenses may exceed our expectations and our financial performance will be adversely affected.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS OR OPERATIONS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS OF THIS OFFERING TO FUND OUR BUSINESS. IF WE DO NOT SELL THE SHARES IN OUR OFFERING, WE WILL HAVE TO SEEK ALTERNATIVE FINANCING OR RAISE ADDITIONAL CAPITAL TO COMPLETE OUR BUSINESS PLANS OR ABANDON THEM.

The only cash currently available is the cash paid by our founder for the acquisition of his shares. In the event we do not sell all of the shares, there can be no assurance that we would be able to raise the additional funding needed to implement our business plans. If we sell only a portion of the shares, the implementation of our business plan will be significantly delayed until we obtain other sources of funding. We have no plans in place to raise additional funds.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise capital to do so through our offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of the offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in the offering and we are not successful in our proposed business plans.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Thompson, our sole officer and director, currently devotes approximately 8-10 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE LOSS OF MR. THOMPSON COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR SERVICES, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE.

Our performance is substantially dependent upon the professional expertise of our President, Mr. Thompson. We are dependent on his ability to develop and market our proposed services. If he were unable to fulfill his responsibilities, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our service. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in the offering.

BECAUSE WE ARE SMALL WE DO NOT HAVE AN AUDIT COMMITTEE AND WE DO NOT HAVE ADEQUATE DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-15(E) AND 15D-15(E) UNDER THE EXCHANGE ACT).

Because our Board of Directors is comprised solely of Mr. Thompson, who does not have a professional background in finance or accounting, we do not have an audit committee financial expert on our board of directors to evaluate the effectiveness of the Company's adequate disclosure controls and procedures. Mr. Thompson, acting as sole Director on the Board of Directors, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, he concluded as that our current disclosure controls and procedures were not effective primarily because Mr. Thompson is the sole Director and Officer and there is a lack of segregation of finance and accounting duties.

Management is aware that we will be required to provide management's conclusions regarding the effectiveness of our disclosure controls and procedures in our first periodic report following effectiveness of the registration statement. Management will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future. No proceeds from the Offering will be used to remedy the identified weaknesses in our disclosure controls.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our software services. We intend to generate revenue through the sale of our software services. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

FAILURE OF THIRD-PARTY SYSTEMS OR THIRD-PARTY SERVICE AND SOFTWARE PROVIDERS WHICH WE MAY RELY UPON IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS.

If we are successful in implementing our business plans, we will rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A DISRUPTION IN ONLINE SERVICE WOULD CEASE OR SUSPEND SERVICE

If we are successful in implementing our business plans, we could not guarantee that our website would operate without interruption or error. We would be bound only by a best efforts obligation as regards the operation and continuity of service. Although we would not be liable for the alteration or fraudulent access to data and/or accidental transmission through viruses or other harmful conduct in connection with the use of our website, future disruption of our proposed online service would adversely affect our business, financial conditions, results of operations and cash flows.

IF OUR ON-DEMAND APPLICATION SERVICE IS NOT WIDELY ACCEPTED, FUTURE OPERATING RESULTS WILL BE HARMED. All of our revenue will be generated by our on-demand application service. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

     1.   the price and performance of our service;
     2.   the level of customization we can offer;
     3. the availability, performance and price of competing products and services; and
     4. potential reluctance by enterprises to trust third parties to store and manage their proprietory data.

Many of these factors are beyond our control. The inability of our service to achieve widespread market acceptance would harm our business.

THE MARKET IN WHICH WE PLAN TO PARTICIPATE IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

While management believes we will serve a niche market the larger market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, many of our potential competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our potential principal competitors may offer their products at a lower price, which would result in pricing pressures. If we are unable to maintain competitive pricing, our future operating results could be negatively impacted.

Our potential principal competitors include salesforce.com, zoho.com, freeCRM.com, sugarCRM.com and base.com. Our potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many have established marketing relationships and access to larger customer bases.

As a result, these potential competitors may be able to respond more quickly and effectively than we will be able to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our service is more effective than the products that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our service. For all of these reasons, we may not be able to compete successfully.

WE MAY NOT BE ABLE TO DEVELOP ENHANCEMENTS AND NEW FEATURES TO OUR SERVICE OR ACCEPTABLE NEW SERVICES THAT KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS.

In the future, if we are unable to develop enhancements to and new features for our service or acceptable new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

Our proposed service depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by "viruses," "worms" and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

OUR REPORTED FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

WE ARE AN "EMERGING GROWTH COMPANY" AND WE INTEND TO TAKE ADVANTAGE OF REDUCED DISCLOSURE AND GOVERNANCE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, WHICH COULD RESULT IN OUR COMMON STOCK BEING LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report for the year ended May 31, 2013, our auditors have expressed an opinion that doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment. Because we have been issued an opinion by our auditor that doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED.

If the Company experiences significant growth in the foreseeable future, our growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or the results of our operations.

Since inception on May 16, 2011 to May 31, 2013, we have spent a total of $9,458 on start-up expenses. We have generated no revenue from business operations. All proceeds currently held by us are the result of sales of common stock to a related party.

IF WE ARE FORCED TO INCUR UNANTICIPATED COSTS OR EXPENSES, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS ENTIRELY WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President on a rent free basis while we are in the organizational stage. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. Following completion of our offering, we intend to apply to have our common stock quoted on the Over-the-Counter Bulletin Board.

PENNY STOCK RULES

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by us constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     a. contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     b. contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     c. contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     d. contains a toll-free telephone number for inquiries on disciplinary actions;
     e. defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     f. contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     1.   the bid and offer quotations for the penny stock;
     2. the compensation of the broker-dealer and its salesperson in the transaction;
     3. the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     4. monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE FOR FUTURE SALE

Upon 100% completion of the Offering, based on our outstanding shares as of the date of this report, we will have outstanding an aggregate of 10,000,000 shares of our common stock. Of these shares, upon effectiveness of the registration statement, the 5,000,000 shares offered will be freely transferable without restriction or further registration under the Securities Act.

The remaining 5,000,000 restricted shares of common stock then outstanding are owned by Robin Thompson, an officer and director, known as our "affiliate," and may not be resold in the public market except in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 under the Securities Act, if available, or otherwise.

 The outstanding shares of our common stock not included in the offering will be available for sale in the public market as follows:

PUBLIC FLOAT

Of our outstanding shares, 5,000,000 shares are beneficially owned by an officer and director.

RULE 144

In general, under Rule 144, as currently in effect, a person, other than an affiliate, who has beneficially owned securities for at least six months, including the holding period of prior owners is entitled to sell his or her shares without any volume limitations; an affiliate, however, can sell such number of shares within any three-month period as does not exceed the greater of:

     *    1% of the number of shares of common stock then outstanding, or
     * the average weekly trading volume of common stock on the OTC Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to that sale.

Sales under Rule 144 are also subject to manner-of-sale provisions, notice requirements and the availability of current public information about an issuer. In order to effect a Rule 144 sale of common stock, the transfer agent requires an opinion from legal counsel. Further, the six month holding period is applicable only to issuers who have been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for at least 90 days.

As of the date of this report, no shares of our common stock are available for sale under Rule 144.

RULE 144 FOR "SHELL" COMPANY STATUS

The Commission codified a staff interpretation relating to the treatment of the securities of shell companies. Under the amendments, Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company. These securities can be resold only through a resale registration statement, unless certain conditions are met. These conditions are:

     *    the issuer of the securities has ceased to be a shell company;
     * the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
     * the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
     * one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then the securities can be sold subject to all other applicable Rule 144 conditions.

HOLDERS OF OUR COMMON STOCK

As of the date of this report, we have one stockholder of record.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We have incurred $9,458 in miscellaneous expenses from inception through May 31, 2013. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through May 31, 2013 and 2012. For detailed financial information, see the financial statements included in this report.

              Balance Sheet Data:         5/31/2013       5/31/2012
              -------------------         ---------       ---------

              Cash                          $6,410          $8,916
              Total assets                  $6,410          $8,916
              Total liabilities             $5,868          $   89
              Stockholder's equity          $  542          $8,827

During this time while we are awaiting funding from our current offering Management has focused, and will continue to focus, on development that can be achieved without substantial cash flow. At this point we have mapped out the primary areas of functionality the service will offer including basic high-level, wire frame sketches of screens. We have reviewed hosting services and selected the Google App Engine as our deployment target. This decision also led us to decide to use the database services offered through the Google App Engine platform. We've generated initial domain, service and controller class designs that will be easily supported by our selected platform and installed an open-source code editor that will help simplify our integration and deployment activities. We reviewed freely available open-source libraries that supply functionality we intend to use. Additionally we've also determined where and how we will keep our code repositories. On the marketing front, we have vetted our concept and planned functionality through a number of part time and full time real estate investors to further refine the planned service offering.

Other than the shares in our current Offering, no other source of capital has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of our Offering, our director has verbally agreed to advance the Company funds in a limited operations scenario.

Our net loss for the twelve months ended May 31, 2013 was $8,285. Our net loss for the comparable period ended May 31, 2012 was $1,010. Our net loss from inception (May 16, 2011) through May 31, 2013 was $9,458.

As of May 31, 2013, there is a total of $5,088 in advances payable that is owed by the company to Robin Thompson, an officer and director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended May 31, 2013 was $15,088. On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2013 we had $6,410 in cash and there were outstanding liabilities of $5,868. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

Based on raising funding from our offering, we have budgeted the following amounts over the 12 months following the successful completion of this offering, these amounts may be adjusted based upon sales and revenue:

Percentage of Offering                 10%         40%         70%         100%
----------------------               -------     -------     -------     -------
Proceeds to the Company              $ 5,000     $20,000     $35,000     $50,000
Programming                          $   500     $ 2,000     $ 7,000     $12,500
Online Project Management            $     0     $   600     $ 1,250     $ 1,250
Telecommunications & Internet        $   250     $ 1,500     $ 1,500     $ 1,500
Marketing                            $     0     $ 5,200     $ 9,100     $13,000
Accounting, Auditing & Legal         $ 4,250     $ 9,000     $ 9,000     $ 9,000
Working Capital                      $     0     $ 1,700     $ 7,150     $12,750

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
        * 4725 MERCURY STREET SUITE 210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Webfolio, Inc.

We have audited the accompanying balance sheets of Webfolio, Inc., (A Development Stage "Company") as of May 31, 2013 and 2012, the related statements of operations, changes in shareholders' equity and cash flows for the years then ended May 31, 2013 and 2012, and period from May 16, 2011 (inception) to May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webfolio, Inc. as of May 31, 2013 and 2012, the result of its operations and its cash flows for the years ended May 31, 2013 and 2012, and the period from May 16, 2011 (inception) to May 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PLS CPA
-----------------------------
PLS CPA, A Professional Corp.

October 17, 2013
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------



                                                                 May 31, 2013       May 31, 2012
                                                                 ------------       ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  6,410           $  8,916
  Other current assets                                                   --                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  6,410              8,916
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,410           $  8,916
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    780           $     --
  Officer advances                                                    5,088                 89
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,868                 89
                                                                   --------           --------

      TOTAL LIABILITIES                                               5,868                 89
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 130,000,000 shares
   authorized; 5,000,000 shares issued and outstanding
   as of May 31, 2013 and 2012, respectively                            500                500
  Additional paid-in capital                                          9,500              9,500
  Deficit accumulated during development stage                       (9,458)            (1,173)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              542              8,827
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,410           $  8,916
                                                                   ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                               Cumulative from
                                                                                 May 16, 2011
                                                                                 (inception)
                                        Year Ended           Year Ended            through
                                       May 31, 2013         May 31, 2012         May 31, 2013
                                       ------------         ------------         ------------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

OPERATING COSTS
  Professional expenses                      2,750                   --                2,750
  Administrative expenses                    5,239                  999                6,401
                                        ----------           ----------           ----------
TOTAL OPERATING COSTS                        7,989                  999                9,151
                                        ----------           ----------           ----------
OTHER INCOME AND EXPENSE
  Exchange Gain (Loss)                        (296)                 (11)                (307)
                                        ----------           ----------           ----------
TOTAL OTHER INCOME AND EXPENSE                (296)                 (11)                (307)
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (8,285)          $   (1,010)          $   (9,458)
                                        ==========           ==========           ==========

BASIC EARNINGS PER SHARE                $    (0.00)          $    (0.00)          $    (0.00)
                                        ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               5,000,000            5,000,000            5,000,000
                                        ==========           ==========           ==========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
               From May 16, 2011 (inception) through May 31, 2013
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                       Common      Additional      During
                                        Common         Stock        Paid-in      Development
                                        Stock          Amount       Capital         Stage         Total
                                        -----          ------       -------         -----         -----
Balance May 16, 2011 (Inception)             --       $    --      $     --       $     --      $     --

Net Loss, May 31, 2011                                                                (163)         (163)
                                     ----------       -------      --------       --------      --------
BALANCE, MAY 31, 2011                        --            --            --           (163)         (163)

Stock issued for cash on
 December 1, 2011 @ $.002
 per share                            5,000,000           500         9,500                       10,000

Net Loss, May 31, 2012                                                              (1,010)       (1,010)
                                     ----------       -------      --------       --------      --------
BALANCE, MAY 31, 2012                 5,000,000       $   500      $  9,500       $ (1,173)     $  8,827
                                     ----------       -------      --------       --------      --------

Net Loss, May 31, 2013                                                              (8,285)       (8,285)
                                     ----------       -------      --------       --------      --------

BALANCE, MAY 31, 2013                 5,000,000       $   500      $  9,500       $ (9,458)     $    542
                                     ==========       =======      ========       ========      ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                      Cummulative
                                                                                                      May 16, 2011
                                                                                                      (inception)
                                                                 Year Ended         Year Ended          through
                                                                May 31, 2013       May 31, 2012       May 31, 2013
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,285)          $ (1,010)          $ (9,458)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                            780                 --                780
                                                                  --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                     (7,505)            (1,010)            (8,678)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             10,000             10,000
  Increase (decrease) in officer advances                            4,999                (74)             5,088
                                                                  --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  4,999              9,926             15,088
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (2,506)             8,916              6,410

CASH AT BEGINNING OF YEAR                                            8,916                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  6,410           $  8,916           $  6,410
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2013
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Webfolio Inc. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company is in the development stage with no revenues and a limited operating history.

Going Concern Consideration
These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $9,458 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's fiscal year end is May 31.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with ASC 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

DEVELOPMENT STAGE COMPANY
The Company complies with Financial Accounting Standards Codification ("ASC") 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

FINANCIAL INSTRUMENT
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

     Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents, accounts payable and advance from related party, approximate their market values as of May 31, 2013.

INCOME TAXES
The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. He will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of May 31, 2013 in the amount of $5,088.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2013:

Common stock, $ 0.0001 par value: 130,000,000 shares authorized; 5,000,000 shares issued and outstanding

In May, 2011, the Company authorized the issue of 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, Director and President, for net cash proceeds of $10,000.

At May 31, 2013 there are total of 5,000,000 common shares of the Company issued and outstanding.

5. INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and
(b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized. The provision for refundable federal income tax consists of the following for the periods ending:

                                                 May 31, 2013       May 31, 2012
                                                 ------------       ------------
Federal income tax benefit attributed to:
  Net operating loss                               $  2,817           $    343
  Valuation allowance                                (2,817)              (343)
                                                   --------           --------
Net benefit                                        $     --           $     --
                                                   ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 May 31, 2013       May 31, 2012
                                                 ------------       ------------
Deferred tax attributed:
  Net operating loss carryover                     $  3,216           $    399
  Less change in valuation allowance                 (3,216)              (399)
                                                   --------           --------
Net deferred tax asset                             $     --           $     --
                                                   ========           ========

At May 31, 2013, the Company had an unused net operating loss carry-forward approximating $9,458 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On August 26, 2013, Board of Directors of the Registrant dismissed Stan J.H. Lee, CPA, its independent registered public account firm. The Board of Directors of the Registrant approved of the dismissal of Stan J.H. Lee, CPA as its independent auditor. None of the reports of Stan J.H. Lee on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Registration Statement on Form S-1, as amended, for the fiscal year ended May 31, 2012 a going concern qualification in the registrant's audited financial statements.

On August 23, 2013 the Company received notice from the Securities and Exchange Commission that Stan J.H. Lee, CPA had its registration revoked by the Public Company Accounting Oversight Board due to a violation of PCAOB Rule 4006.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Stan J.H. Lee, CPA whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Stan J.E. Lee, CPA's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The Company has requested that Stan J.H. Lee, CPA furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. Stan J.H. Lee, CPA has declined to provide us with the letter.

As Stan J.H. Lee, CPA is no longer registered with the PCAOB, we have been advised that we may not include their audit reports or consents in future filings with the Securities and Exchange Commission. We will be required to have a new auditor, when engaged, re-audit any years audited by Stan J.H. Lee, CPA that are required to be included in future filings with the Securities and Exchange Commission.

On September 2, 2009, the registrant engaged PLS CPA, A Professional Corp. of 4725 Mercury Street #210, San Diego, CA 92111, as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted PLS CPA A Professional Corp. regarding any of the matters set forth in Item 304(a)(1) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

Directors of the Company are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

Name and Address             Age                    Position(s)
----------------             ---                    -----------

Robin Thompson               48             President, Secretary,
1129 8 Street S.E.                          Chief Executive Officer,
Calgary, AB                                 Chief Financial Officer and Director
T2G 2Z6  Canada

Mr. Thompson has held his office/position since the inception of our Company. He is expected to hold said office/position until the next annual meeting of our stockholders. The officer and director named above is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

ROBIN THOMPSON has been President, CEO, CFO, Secretary and Director of Webfolio Inc. from May 2011 to the present. From April 2012 to the present Mr. Thompson has been Director of Information and Business Services at Alberta Insurance Council. From November 2010 to March 2012 he served as a Senior Developer for Alberta Insurance Council. From February 2000 to the present he has been Principal Systems Architect at LPD Enterprises Inc., a software consulting firm based in Calgary, Alberta. Mr. Thompson is a certified Professional Engineer with APEGGA and received his BSc in Electrical Engineering from the University of Alberta.

During the past ten years, Mr. Thompson has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Thompson was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Thompson's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CORPORATE GOVERNANCE

We do not have a compensation committee and we do not have an audit committee financial expert. We do not have a compensation committee because our Board of Directors consists of one director and we do not pay any compensation at this time. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive in the circumstances of our Company. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

CONFLICTS OF INTEREST

We are not aware of any conflicts of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. They may be reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors. We also do not currently have any benefits, such as health or life insurance, currently available to our employee.

SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive     Deferred       All
 Name and                                                           Plan         Compen-      Other
 Principal                                    Stock     Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus    Awards    Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----    ------    ------     ------       --------      ------     ------
Robin Thompson,    2013     0          0        0         0           0            0             0          0
President, CEO,    2012     0          0        0         0           0            0             0          0
CFO and Director   2011     0          0        0         0           0            0             0          0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                            Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
                                                                                                                  Equity
                                                                                                                 Incentive
                                                                                                     Equity        Plan
                                                                                                    Incentive     Awards:
                                                                                                      Plan       Market or
                                                                                                     Awards:      Payout
                                         Equity                                                     Number of    Value of
                                        Incentive                            Number                 Unearned     Unearned
                                       Plan Awards;                            of        Market      Shares,      Shares,
           Number of     Number of      Number of                            Shares     Value of    Units or     Units or
          Securities    Securities     Securities                           or Units   Shares or     Other         Other
          Underlying    Underlying     Underlying                           of Stock    Units of     Rights       Rights
          Unexercised   Unexercised    Unexercised   Option      Option       That     Stock That     That         That
          Options (#)   Options (#)     Unearned     Exercise  Expiration   Have Not    Have Not    Have Not     Have Not
Name      Exercisable  Unexercisable   Options (#)    Price       Date      Vested(#)    Vested      Vested       Vested
----      -----------  -------------   -----------    -----       ----      ---------    ------      ------       ------
Robin         0             0              0            0           0           0          0            0            0
Thompson

DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Robin Thompson      0          0          0             0               0               0             0

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have an employment agreement in place with Mr. Thompson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of the shares in the percentages noted, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

 Name and                 No. of        No. of      Percentage
Address of                Shares        Shares     of Ownership
Beneficial                Before        After         Before          After Completion of Offering at
  Owner                  Offering      Offering      Offering      100%         70%        40%        10%
  -----                  --------      --------      --------    --------    --------   --------   --------
Robin Thompson           5,000,000    5,000,000         100%        50%          59%        72%        91%
1129 8 Street S.E.
Calgary, AB  T2G 2Z6
Canada

All Officers and
Directors as a Group     5,000,000    5,000,000         100%        50%          59%        72%        91%

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 5,000,000 shares have been issued to the existing stockholder, all of which are held by Robin Thompson, an officer and director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of our offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services from Stan J.H. Lee, CPA , including quarterly reviews, were $2,750 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2013.

The total fees charged to the Company for audit services from Stan J.H. Lee, CPA, including quarterly reviews, were $-0- for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2012.

The total fees charged to the Company for audit services from PLS CPA, A Professional Corp. , including quarterly reviews, were $-0- for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2013 and 2012 .

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                                 Description
------                                 -----------

  3(i)        Articles of Incorporation*
  3(ii)       Bylaws*
 31.1         Sec. 302 Certification of CEO
 31.2         Sec. 302 Certification of CFO
 32.1         Sec. 906 Certification of CEO
 32.2         Sec. 906 Certification of CFO
101           Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Included in our S-1 filing under Commission File Number 333-182970.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Webfolio Inc.
                               Registrant


Date October 17, 2013          By /s/ Robin Thompson
                                   ---------------------------------------------
                                   Robin Thompson
                                   (Principal Executive Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer & Sole Director)