Form 10-Q
period 2013-08-31
Webfolio Inc.
filed 2013-10-23
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of October 22, 2013

ITEM 1. FINANCIAL STATEMENTS

                                  WEBFOLIO, INC
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            August 31, 2013     May 31, 2013
                                                                            ---------------     ------------
                                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $  4,375           $  6,410
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                              4,375              6,410
                                                                               --------           --------

TOTAL ASSETS                                                                   $  4,375           $  6,410
                                                                               ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $     40           $    780
  Officeer advances                                                               5,088              5,088
                                                                               --------           --------
TOTAL CURRENT LIABILITIES                                                         5,128              5,868
                                                                               --------           --------

TOTAL LIABILITIES                                                                 5,128              5,868
                                                                               --------           --------
STOCKHOLDERS' EQUITY
  130,000,000 common shares at par value of $0.0001 Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares
   issued and outstanding at August 31, 2013 and May 31, 2013 respectively          500                500
  Additional paid-in capital                                                      9,500              9,500
  Deficit accumulated during development stage                                  (10,753)            (9,458)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                         (753)               542
                                                                               --------           --------

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY                                      $  4,375           $  6,410
                                                                               ========           ========


                        See Notes to Financial Statements

                                  WEFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Inception
                                        Three Months         Three Months         May 16, 2011
                                           Ended                Ended               Through
                                      August 31, 2013      August 31, 2012      August 31, 2013
                                      ---------------      ---------------      ---------------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

OPERATING EXPENSES
  Professional expenses                      1,250                1,750                4,000
  General and Administative                     45                1,860                6,446
                                        ----------           ----------           ----------
TOTAL OPERATING EXPENSE                      1,295                3,610               10,446
                                        ----------           ----------           ----------
OTHER INCOME AND EXPENSE
  Exchange gain (loss)                          --                  133                  307
                                        ----------           ----------           ----------
TOTAL OTHER INCOME AND EXPENSE                  --                  133                  307
                                        ----------           ----------           ----------

NET  INCOME (LOSS)                      $   (1,295)          $   (3,743)          $  (10,753)
                                        ==========           ==========           ==========

BASIC EARNINGS PER SHARE                $    (0.00)          $    (0.00)
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               5,000,000            5,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Inception
                                                          Three Months         Three Months         May 16, 2011
                                                             Ended                Ended               Through
                                                        August 31, 2013      August 31, 2012      August 31, 2013
                                                        ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (1,295)            $ (3,743)            $(10,753)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts payable                                           (740)                  --                   40
                                                           --------             --------             --------
      NET CASH USED IN OPERATING ACTIVITIES                  (2,035)              (3,743)             (10,713)
                                                           --------             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH USED IN INVESTING ACTIVITIES                      --                   --                   --
                                                           --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                                --                   --                5,088
  Issuance of common stock for cash                              --                   --               10,000
                                                           --------             --------             --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  --                   --               15,088
                                                           --------             --------             --------

NET CHANGE IN CASH                                           (2,035)              (3,743)               4,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              6,410                8,916                   --
                                                           --------             --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,375             $  5,173             $  4,375
                                                           ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                 $     --             $     --             $     --
                                                           ========             ========             ========

  Income Taxes                                             $     --             $     --             $     --
                                                           ========             ========             ========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
                         Notes to Financial Statements
                                August 31, 2013


1. NATURE OF OPERATIONS

WEBFOLIO INC. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company is in the development stage with no revenues and a limited operating history.

GOING CONCERN CONSIDERATION
These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $10,753 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2013 and notes thereto contained in our 10-K Annual Report filed on October 17, 2013.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and advance from related party, approximate their market values as of August 31, 2013.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. He will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of August 31, 2013 in the amount of $5,088.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2013:

Common stock, $ 0.0001 par value: 130,000,000 shares authorized; 5,000,000 shares issued and outstanding

In May, 2011, the Company authorized the issue of 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, Director and President, for net cash proceeds of $10,000.

At August 31, 2013 there are total of 5,000,000 common shares of the Company issued and outstanding.

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

At August 31, 2013, the Company had an unused net operating loss carry-forward approximating $10,753 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

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

We have incurred $10,446 in operating expenses from inception through August 31, 2013. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through August 31, 2013. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          8/31/2013
                     -------------------          ---------

                     Cash                          $ 4,375
                     Total assets                  $ 4,375
                     Total liabilities             $ 5,128
                     Stockholder's equity          $  (753)

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

Our net loss for the three months ended August 31, 2013 was $1,295. Our net loss for the three months ended August 31, 2012 was $3,743. Our net loss from inception (May 16, 2011) through August 31, 2013 was $10,446.

As of August 31, 2013, there is a total of $5,088 in advances payable that is owed by the company to Robin Thompson, an officer and director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended August 31, 2013 was $15,088. On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2013 we had $4,375 in cash and there were outstanding liabilities of $5,128. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

PLAN OF OPERATION

At present management will concentrate on the completion of our current offering pursuant to the Registration Statement on Form S-1 and also utilize this time to begin putting together a database of potential customers as well as the continuation of the development of the software and services for the purpose of the integration of customers into the Webfolio service.

COMPLETE OUR PUBLIC OFFERING

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                Webfolio Inc.
                                 Registrant


Date October 22, 2013           By /s/ Robin Thompson
                                   ---------------------------------------------
                                   Robin Thompson
                                   (Principal Executive Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer & Sole Director)