Form 10-Q
period 2013-11-30
Webfolio Inc.
filed 2014-01-14
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of January 14, 2014

ITEM 1. FINANCIAL STATEMENTS

                                  WEBFOLIO, INC
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                 November 30,         May 31,
                                                                                    2013               2013
                                                                                  --------           --------
                                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $    657           $  6,410
                                                                                  --------           --------
TOTAL CURRENT ASSETS                                                                   657              6,410
                                                                                  --------           --------
OTHER ASSETS
  Pre-paid expenses                                                                    300                 --
                                                                                  --------           --------
TOTAL OTHER ASSETS                                                                     300                 --
                                                                                  --------           --------

TOTAL ASSETS                                                                      $    957           $  6,410
                                                                                  ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                $    740           $    780
  Loan from shareholder                                                             11,588              5,088
                                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                                           12,328              5,868
                                                                                  --------           --------

TOTAL LIABILITIES                                                                   12,328              5,868
                                                                                  --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  130,000,000 common shares at par value of $0.0001 Common stock,
   $0.001 par value, 75,000,000 shares authorized; 5,000,000 shares
   issued and outstanding at November 30, 2013 and May 31, 2013 respectively           500                500
  Additional paid-in capital                                                         9,500              9,500
  Deficit accumulated during exploration stage                                     (21,371)            (9,458)
                                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (11,371)               542
                                                                                  --------           --------

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)                               $    957           $  6,410
                                                                                  ========           ========


                        See Notes to Financial Statements

                                  WEFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    Inception
                                  Three Months     Three Months     Six Months      Six Months     May 16, 2011
                                     Ended            Ended            Ended           ended         Through
                                  November 30,     November 30,     November 30,    November 30,    November 30,
                                     2013             2012             2013            2012            2013
                                  ----------       ----------       ----------      ----------      ----------
REVENUES
  Revenues                        $       --       $       --       $       --      $       --      $       --
                                  ----------       ----------       ----------      ----------      ----------
TOTAL REVENUES                            --               --               --

OPERATING COSTS
  Professional expenses                6,995               --            8,245           1,750          10,995
  General and Administative            3,623              116            3,668           1,976          10,069
                                  ----------       ----------       ----------      ----------      ----------
TOTAL OPERATING COSTS                 10,618              116           11,913           3,726          21,064
                                  ----------       ----------       ----------      ----------      ----------
OTHER INCOME AND (EXPENSE)
  Exchange gain(loss)                     --                3               --             136             307
                                  ----------       ----------       ----------      ----------      ----------
TOTAL OTHER INCOME AND EXPENSE            --                3               --             136             307
                                  ----------       ----------       ----------      ----------      ----------

NET  INCOME (LOSS)                $  (10,618)      $     (119)      $  (11,913)     $   (3,862)     $  (21,371)
                                  ==========       ==========       ==========      ==========      ==========

BASIC EARNINGS PER SHARE          $    (0.00)      $    (0.00)      $    (0.00)     $    (0.00)
                                  ==========       ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         5,000,000        5,000,000        5,000,000       5,000,000
                                  ==========       ==========       ==========      ==========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                              Inception
                                                        Six Months         Six Months        May 16, 2011
                                                           Ended              ended            Through
                                                        November 30,       November 30,       November 30,
                                                           2013               2012               2013
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $(11,913)          $ (3,862)          $(21,371)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in prepaid expense                              (300)                --               (300)
    Accounts payable                                          (40)                --                740
                                                         --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES           (12,253)            (3,862)           (20,931)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH USED IN INVESTING ACTIVITIES                --                 --                 --
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                           6,500                 --             11,588
  Issuance of common stock for cash                            --                 --             10,000
                                                         --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         6,500                 --             21,588
                                                         --------           --------           --------

NET CHANGE IN CASH                                         (5,753)            (3,862)               657

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,410              8,916                 --
                                                         --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    657           $  5,054           $    657
                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========

  Income Taxes                                           $     --           $     --           $     --
                                                         ========           ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                    Notes to Financial Statements(unaudited)
                                November 30, 2013
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

WEBFOLIO INC. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company is in the development stage with no revenues and a limited operating history.

GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,371 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method. The recorded amounts of financial instruments, including cash equivalents, prepaid expense, accounts payable and loan from shareholder, approximate their market values as of November 30, 2013.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. He will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of November 30, 2013 in the amount of $11,588.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2013:

Common stock, $ 0.0001 par value: 130,000,000 shares authorized; 5,000,000 shares issued and outstanding

In May, 2011, the Company authorized the issue of 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, Director and President, for net cash proceeds of $10,000.

At November 30, 2013 there are total of 5,000,000 common shares of the Company issued and outstanding.

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

At November 30, 2013, the Company had an unused net operating loss carry-forward approximating $21,371 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

6. SUBSEQENT EVENTS

On December 20, 2013, the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $10,000.

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

We have incurred $21,371 in operating expenses from inception through November 30, 2013. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through November 30, 2013. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:          11/30/2013
                    -------------------          ----------

                    Cash                          $    657
                    Total assets                  $    957
                    Total liabilities             $ 12,328
                    Stockholder's equity          $(11,371)

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

Our net loss for the three months ended November 30, 2013 was $10,618. Our net loss for the three months ended November 30, 2012 was $119. Our net loss from inception (May 16, 2011) through November 30, 2013 was $21,371.

As of November 30, 2013, there is a total of $11,588 in advances payable that is owed by the company to Robin Thompson, an officer and director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended November 30, 2013 was $21,588. On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2013 we had $657 in cash, $300 in pre-paid expenses and there were outstanding liabilities of $12,328. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

PLAN OF OPERATION

At present management will concentrate on the completion of our current offering pursuant to the Registration Statement on Form S-1 and also utilize this time to begin putting together a database of potential customers as well as the continuation of the development of the software and services for the purpose of the integration of customers into the Webfolio service.

COMPLETE OUR PUBLIC OFFERING:

We expected to complete our public offering within 180 days of our Registration Statement being declared effective by the Securities and Exchange Commission on April 12, 2013, however; the board of directors deemed it necessary to extend the offering an additional 90 days as allowed in the Registration Statement. We intend to concentrate all our efforts on raising capital during this period.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On December 20, 2013, the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $10,000.

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

                                Webfolio Inc.
                                Registrant


Date January 14, 2014           By /s/ Robin Thompson
                                   ---------------------------------------------
                                   Robin Thompson
                                   (Principal Executive Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer & Sole Director)