Form 10-Q
period 2014-02-28
Webfolio Inc.
filed 2014-04-14
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

                        Commission file number 333-182970


                                  WEBFOLIO INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                         Villa 210, Perla Marina Complex
                           Carretera Sosua - Cabarete
                             Cabarete, Puerto Plata
                           Republica Dominicana, 57000
                               web.folio@yahoo.com
          (Address of principal executive offices, including zip code)

                                 (860) 331-8186
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of April 9, 2014

ITEM 1. FINANCIAL STATEMENTS

                                  WEBFOLIO, INC
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             February 28,         May 31,
                                                                                2014               2013
                                                                              --------           --------
                                                                             (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $  7,567           $  6,410
                                                                              --------           --------
TOTAL CURRENT ASSETS                                                             7,567              6,410
                                                                              --------           --------

TOTAL ASSETS                                                                  $  7,567           $  6,410
                                                                              ========           ========

                   LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                            $    994           $    780
  Loan from shareholder                                                         11,588              5,088
                                                                              --------           --------
TOTAL CURRENT LIABILITIES                                                       12,582              5,868
                                                                              --------           --------

TOTAL LIABILITIES                                                               12,582              5,868
                                                                              --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  130,000,000 common shares at par value of $0.0001 Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 6,000,000 shares issued and outstanding at February 28, 2014 and 5,000,000 at
   May 31, 2013 respectively                                                       600                500
  Additional paid-in capital                                                    19,400              9,500
  Deficit accumulated during the development stage                             (25,015)            (9,458)
                                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (5,015)               542
                                                                              --------           --------

TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)                           $  7,567           $  6,410
                                                                              ========           ========


                        See Notes to Financial Statements

                                  WEFOLIO, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Inception
                                   Three Months      Three Months      Nine Months      Nine Months      May 16, 2011
                                      Ended             Ended             Ended            Ended           Through
                                   February 28,      February 28,      February 28,     February 28,      February 28,
                                      2014              2013              2014             2013              2014
                                   ----------        ----------        ----------       ----------        ----------
REVENUES
  Revenues                         $       --        $       --        $       --       $       --        $       --
                                   ----------        ----------        ----------       ----------        ----------
TOTAL REVENUES                             --                --                --

OPERATING COSTS
  Professional expenses                 2,005               500            10,250            2,250            13,000
  General and Administative             1,639             1,930             5,307            3,905            11,708
                                   ----------        ----------        ----------       ----------        ----------
TOTAL OPERATING COSTS                   3,644             2,430            15,557            6,155            24,708
                                   ----------        ----------        ----------       ----------        ----------
OTHER INCOME AND EXPENSE
  Exchange gain (loss)                     --                (1)               --             (137)             (307)
                                   ----------        ----------        ----------       ----------        ----------
TOTAL OTHER INCOME AND EXPENSE             --                (1)               --             (137)             (307)
                                   ----------        ----------        ----------       ----------        ----------

NET  INCOME (LOSS)                 $   (3,644)       $   (2,431)       $  (15,557)      $   (6,292)       $  (25,015)
                                   ==========        ==========        ==========       ==========        ==========

BASIC EARNINGS PER SHARE           $    (0.00)       $    (0.00)       $    (0.00)      $    (0.00)
                                   ==========        ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          5,788,889         5,000,000         5,260,073        5,000,000
                                   ==========        ==========        ==========       ==========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Inception
                                                            Nine Months        Nine Months       May 16, 2011
                                                               Ended              Ended            Through
                                                            February 28,       February 28,       February 28,
                                                               2014               2013               2014
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(15,557)          $ (6,292)          $(25,015)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                              214                685                994
                                                             --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES               (15,343)            (5,607)           (24,021)
                                                             --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH USED IN INVESTING ACTIVITIES                    --                 --                 --
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                               6,500              4,871             11,588
  Issuance of common stock for cash                            10,000                 --             20,000
                                                             --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            16,500              4,871             31,588
                                                             --------           --------           --------

NET CHANGE IN CASH                                              1,157               (736)             7,567

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                6,410              8,916                 --
                                                             --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  7,567           $  8,180           $  7,567
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========

  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (unaudited)
                                February 28, 2014
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

WEBFOLIO INC. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company is in the development stage with no revenues and a limited operating history.

GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,015 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method. The recorded amounts of financial instruments, including cash equivalents, accounts payable and loan from shareholder, approximate their market values as of February 28, 2014.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January, 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTSAND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. RELATED PARTY TRANSACTIONS

Mr. James Aikens, President of the Company, provides management and office premises to the Company for no compensation. Mr. Robin Thompson, a director and former officer of the company, will not be paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of February 28, 2014 in the amount of $11,588.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2014: Common Stock, $0.0001 par value:
130,000,000 shares authorized; 6,000,000 shares issued and outstanding

In December, 2011, the Company issued 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, a Director and former officer, for net cash proceeds of $10,000.

In December, 2013, the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $10,000.

At February 28, 2014 there are total of 6,000,000 common shares of the Company issued and outstanding.

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

At February 28, 2014, the Company had an unused net operating loss carry-forward of $25,015 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

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

RESULTS OF OPERATIONS

On February 12, 2014, we received the resignation of Robin Thompson as our sole officer. Mr. Thompson continues to serve as a Director of the Company.

On February 12, 2014, James Aikens was appointed President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Secretary and Director of our Company.

We are still in our development stage and have generated no revenues to date.

We have incurred $25,015 in operating expenses from inception through February 28, 2014. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 28, 2014. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:           02/28/2014
                    -------------------           ----------

                    Cash                          $  7,567
                    Total assets                  $  7,567
                    Total liabilities             $ 12,582
                    Stockholder's equity          $ (5,015)

During the time while we were waiting for funding from our recent offering Management focused on development that could be achieved without substantial cash flow. We completed our offering of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $10,000 in December 2013. At this point we have mapped out the primary areas of functionality the service will offer including basic high-level, wire frame sketches of screens. We have reviewed hosting services and selected the Google App Engine as our deployment target. This decision also led us to decide to use the database services offered through the Google App Engine platform. We've generated initial domain, service and controller class designs that will be easily supported by our selected platform and installed an open-source code editor that will help simplify our integration and deployment activities. We reviewed freely available open-source libraries that supply functionality we intend to use. Additionally we've also determined where and how we will keep our code repositories. On the marketing front, we have vetted our concept and planned functionality through a number of part time and full time real estate investors to further refine the planned service offering.

Other than the sale of shares in our recent offering, no other source of capital has been identified. As the Company was unable to obtain full funding in our offering, we will be forced to extend our target dates, reduce planned functionality and spend more time dealing with the development and maintenance of marketing content and processes. If we experience a shortfall in operating capital our director has verbally agreed to advance the Company funds in a limited operations scenario.

Our net loss for the three months ended February 28, 2014 was $3,644. Our net loss for the three months ended February 28, 2013 was $2,431.

Our net loss for the nine months ended February 28, 2014 was $15,557. Our net loss for the nine months ended February 28, 2013 was $6,292. Our net loss from inception (May 16, 2011) through February 28, 2014 was $25,015.

As of February 28, 2014, there is a total of $11,588 in advances payable that is owed by the company to Robin Thompson, a director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended February 28, 2014 was $16,500.

On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

We completed our offering of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $10,000 in December 2013.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2014 we had $7,567 in cash and there were outstanding liabilities of $12,582. Our director(s) have verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

PLAN OF OPERATION

Now that we have completed only a portion of our Company's $50,000 budget, we will be forced to operate at a minimal level and to extend our target dates until we receive additional financing.

Our specific business plan for the next twelve months will include the following:

During the next twelve months, we will begin initial programming of the Home and Buyers List navigation pages, which includes actual programming instructions in developing content pages for use for our web-based application. However, the buyer/listing feature that will match the buyer's property specifications profiled on the Buyer's List with the properties owned by the investor on the Property List will be delayed until the Company receives additional funding.

We believe we will be able to operate at a minimal level for the next 12 months to cover corporate and filing expenses, provide limited marketing, and begin initial programming of the Home and Buyers List navigations pages.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Webfolio Inc.
                                    Registrant


Date April 14, 2014                 By /s/ James Aikens
                                        ----------------------------------------
                                        James Aikens
                                        (Principal Executive Officer,
                                        Principal Financial Officer,
                                        Principal Accounting Officer & Director)


Date April 14, 2014                 By  /s/ Robin Thompson
                                        ----------------------------------------
                                        Robin Thompson
                                        (Director)