Form 10-K
period 2014-05-31
Webfolio Inc.
filed 2014-08-27
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2014

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

                         Villa 210, Perla Marina Complex
                           Carretera Sosua - Cabarete
                             Cabarete, Puerto Plata
                           Republica Dominicana, 57000
                                 (860) 331-8186
                               web.folio@yahoo.com
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                        Copies of all communications to:
                        Kevin M. Murphy, Attorney at Law
                                 6402 Scott Lane
                               Pearland, TX 77582
                             info@kevinmurphylaw.com
                            Telephone: (281)804-1174

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 25, 2014, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                  WEBFOLIO INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  17
Item 4.  Mine Safety Disclosures                                            17

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20
Item 8.  Financial Statements and Supplementary Data                        22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           31
Item 9A. Controls and Procedures                                            31
Item 9B. Other Information                                                  33

                                    Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             35
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    37
Item 13. Certain Relationships and Related Transactions                     38
Item 14. Principal Accounting Fees and Services                             38

                                     Part IV

Item 15. Exhibits                                                           39

Signatures                                                                  39

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Webfolio Inc. was incorporated in the State of Delaware on May 16, 2011. The company plans to develop, market and sell a web-based real estate buyer management service that will assist real estate investors in selling their properties. Our target market is professional real estate investors whom we define as someone who spends at least 25% of their time working on their real estate investment business. We anticipate the company's web-based application will include the following features: a user profile, as well as a property listing feature, to assist the real estate investor in managing his time and property listings; a buyer manager feature to allow the investor to list and profile his buyers and then match those buyers to properties the investor has for sale; an email/letter feature to generate text flyers and property presentations to the investor's buyers with status follow up; and a template/form feature to manage a variety of real estate related agreements and documents. It will cover the lifecycle of selling the real estate investor's properties from managing initial buyer information to generating agreements which clarifies the purchase terms and conditions. When the design and programming of the buyer management service is completed and tested, we will offer it for sale through an initial annual subscription.

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

As we were only able to complete 20% of our recent offering, we will be forced to operate at a minimal level and to extend our target dates until we receive additional financing.

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

Currently, our sole officer, James Aikens and our directors, James Aikens and Robin Thompson, devote approximately 8-10 hours a week to the business of the Company.

The administrative office of the Company is currently located at Villa 210, Perla Marina Complex Carretera Sosua - Cabarete, Cabarete, Puerto Plata, Republica Dominicana. We plan to use these offices until we require a larger space. Our fiscal year end is May 31st.

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

EXECUTIVE SUMMARY

To date, Management has focused on development of the web-based application that can be achieved without substantial cash flow.

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

In order to reach the revenue generation stage, we need to do the following:

     -    Contract design and programming of company's web-based service;
     -    Finalize setup of our development and testing environments;
     - Continue to develop marketing content that describes the service and costs for purpose of collecting names and email addresses of potential real estate investors who are willing to serve as beta testers of the application;
     -    Construction of mobile app that can be used for beta testing;
     -    Testing web-based application and seeking testimonials for marketing;
     -    Refine and finalize services in responses to feedback from testers;
     -    Implement credit card processing for payment of subscription fees;
     - Continue building database of potential customers and marketing service to part-time and full-time real estate investors, real estate investor clubs, real estate investing coaching services and real estate associations through email, seminars and conventions;
     - Regularly generating new content via blogs, articles, magazines, videos to describe company's buyer management service and improve rankings in the major search engines (Google, Bing, Yahoo and Ask Jeeves)

As we were only able to complete 20% of our recent offering, we will be forced to operate at a minimal level and to extend our target dates until we receive additional financing.

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

We also plan to utilize our concentration of users interested in real estate investing to offer other businesses that provide services such as renovation, landscaping, staging, etc. to investors, a platform through which they can advertise their products and services to a motivated market. We believe we will be able to charge a premium for access to our users who are inclined to avail themselves of the services these businesses offer.

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

Although there are numerous options investors have for listing their properties, we believe we will offer the only service specifically designed to meet the specific needs of the real estate investor to manage their buyers and allow them to focus on high-return activities in their businesses. We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan particularly given we will operate at a minimal level until further funding can be achieved.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, James Aikens, who devotes 8 - 10 hours per week to our business. There is no employment agreement with Mr. Aikens.

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

We have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise additional capital. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on raising additional capital. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares and we are not successful in our proposed business plans.

BECAUSE OUR CURRENT OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Aikens, our sole officer and a director and Mr. Thompson, a director, currently devote approximately 8-10 hours per week providing management services to us. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE LOSS OF MR. AIKENS COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR SERVICES, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE.

Our performance is substantially dependent upon the professional expertise of our President, Mr. Aikens. We are dependent on his ability to develop and market our proposed services. If he were unable to fulfill his responsibilities, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our service. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase.

BECAUSE WE ARE SMALL WE DO NOT HAVE AN AUDIT COMMITTEE AND WE DO NOT HAVE ADEQUATE DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-15(E) AND 15D-15(E) UNDER THE EXCHANGE ACT).

Because our Board of Directors is comprised solely of Mr. Aikens and Mr. Thompson, who do not have a professional background in finance or accounting, we do not have an audit committee financial expert on our board of directors to evaluate the effectiveness of the Company's adequate disclosure controls and procedures. Mr. Aikens and Mr. Thompson, acting as Directors on the Board of Directors, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, they concluded as that our current disclosure controls and procedures were not effective primarily because Mr. Aikens and Mr. Thompson are the only Directors and Mr. Aikens is the sole Officer and there is a lack of segregation of finance and accounting duties.

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

IF OUR ON-DEMAND APPLICATION SERVICE IS NOT WIDELY ACCEPTED, FUTURE OPERATING RESULTS WILL BE HARMED. All of our revenue will be generated by our on-demand application service. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

     1.   the price and performance of our service;
     2.   the level of customization we can offer;
     3. the availability, performance and price of competing products and services; and
     4. potential reluctance by enterprises to trust third parties to store and manage their proprietary data.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report for the year ended May 31, 2014, our auditors have expressed an opinion that doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment. Because we have been issued an opinion by our auditor that doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED.

If the Company experiences significant growth in the foreseeable future, our growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or the results of our operations.

Since inception on May 16, 2011 to May 31, 2014, we have spent a total of $28,117 on start-up expenses. We have generated no revenue from business operations. All proceeds currently held by us are the result of sales of common stock to a related party and our recent offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No active trading market currently exists for shares of our common stock. We intend to apply to have our common stock quoted on the Over-the-Counter Bulletin Board.

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

SHARES AVAILABLE FOR FUTURE SALE

We have outstanding an aggregate of 6,000,000 shares of our common stock. Of these shares 1,000,000 shares are freely transferable without restriction or further registration under the Securities Act.

The remaining 5,000,000 restricted shares of common stock are owned by Robin Thompson, a director, known as our "affiliate," and may not be resold in the public market except in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 under the Securities Act, if available, or otherwise.

The outstanding shares of our common stock not registered in our recent offering will be available for sale in the public market as follows:

PUBLIC FLOAT

Of our outstanding shares, 5,000,000 shares are beneficially owned by a director.

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

HOLDERS OF OUR COMMON STOCK

As of the date of this report, we have 26 stockholders of record.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We have incurred $28,117 in expenses from inception through May 31, 2014. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through May 31, 2014 and 2013. For detailed financial information, see the financial statements included in this report.

       Balance Sheet Data:                    5/31/2014          5/31/2013
       -------------------                    ---------          ---------

       Cash                                   $  4,346           $  6,410
       Total assets                           $  4,346           $  6,410
       Total liabilities                      $ 12,463           $  5,868
       Stockholder's equity(deficit)          $ (8,118)          $    542

To date Management has focused on the development that can be achieved without substantial cash flow. At this point we have mapped out the primary areas of functionality the service will offer including basic high-level, wire frame sketches of screens. We have reviewed hosting services and selected the Google App Engine as our deployment target. This decision also led us to decide to use the database services offered through the Google App Engine platform. We've generated initial domain, service and controller class designs that will be easily supported by our selected platform and installed an open-source code editor that will help simplify our integration and deployment activities. We reviewed freely available open-source libraries that supply functionality we intend to use. Additionally we've also determined where and how we will keep our code repositories. On the marketing front, we have vetted our concept and planned functionality through a number of part time and full time real estate investors to further refine the planned service offering.

If we experience a shortfall in operating capital prior to generating revenues or securing additional funding, our director has verbally agreed to advance the Company funds in a limited operations scenario.

Our net loss for the year ended May 31, 2014 was $18,659. Our net loss for the comparable period ended May 31, 2013 was $8,285. Our net loss from inception (May 16, 2011) through May 31, 2014 was $28,117.

As of May 31, 2014, there is a total of $11,988 in a loan from shareholder that is owed by the company to Robin Thompson, a director, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

Cash provided by financing activities from inception through the period ended May 31, 2014 was $31,988. This number is comprised of the $11,988 in shareholder's loan, $10,000 from the sale of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share in May 2011 and $10,000 from the sale of 1,000,000 shares of common stock to 25 individuals in December 2013 for cash at $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2014 we had $4,346 in cash and there were outstanding liabilities of $12,463. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Webfolio, Inc.

We have audited the accompanying balance sheets of Webfolio, Inc., (A Development Stage "Company") as of May 31, 2014 and 2013, the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended May 31, 2014 and 2013, and period from May 16, 2011 (inception) to May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webfolio, Inc. as of May 31, 2014 and 2013, the result of its operations and its cash flows for the years ended May 31, 2014 and 2013, and the period from May 16, 2011 (inception) to May 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/PLS CPA
--------------------------------------
PLS CPA, A Professional Corp.

August 27, 2014
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                                  WEBFOLIO, INC
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       May 31, 2014         May 31, 2013
                                                                       ------------         ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  4,346             $  6,410
                                                                         --------             --------
TOTAL CURRENT ASSETS                                                        4,346                6,410
                                                                         --------             --------

      TOTAL ASSETS                                                       $  4,346             $  6,410
                                                                         ========             ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $    475             $    780
  Loan from shareholder                                                    11,988                5,088
                                                                         --------             --------
TOTAL CURRENT LIABILITIES                                                  12,463                5,868

      TOTAL LIABILITIES                                                    12,463                5,868
                                                                         --------             --------

STOCKHOLDERS' EQUITY (DEFICIT)
  130,000,000 common shares at par value of $0.0001 Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 6,000,000 shares issued and outstanding at May 31, 2014 and 5,000,000
   at May 31, 2013 respectively                                               600                  500
  Additional paid-in capital                                               19,400                9,500
  Deficit accumulated during the development stage                        (28,117)              (9,458)
                                                                         --------             --------
TOTAL STOCKHOLDERS' EQUITY                                                 (8,117)                 542
                                                                         --------             --------

      TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)                $  4,346             $  6,410
                                                                         ========             ========


                        See Notes to Financial Statements

                                  WEFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  Inception
                                                                                 May 16, 2011
                                        Year Ended           Year Ended            Through
                                       May 31, 2014         May 31, 2013         May 31, 2014
                                       ------------         ------------         ------------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

OPERATING COSTS
  Professional expenses                     12,250                2,750               15,000
  General and Administative                  6,409                5,239               12,810
                                        ----------           ----------           ----------
TOTAL OPERATING COSTS                       18,659                7,989               27,810
                                        ----------           ----------           ----------
OTHER INCOME AND EXPENSE
  Exchange gain (loss)                          --                  296                  307
                                        ----------           ----------           ----------
TOTAL OTHER INCOME AND EXPENSE                  --                  296                  307
                                        ----------           ----------           ----------

NET  INCOME (LOSS)                      $  (18,659)          $   (8,285)          $   28,117
                                        ==========           ==========           ==========

BASIC EARNINGS PER SHARE                $    (0.00)          $    (0.00)
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               5,446,575            5,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
             Statements of Changes in Stockholder's Equity (Deficit)
               From May 16, 2011 (inception) through May 31, 2014
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                                   Common      Additional       During
                                     Common        Stock        Paid-in       Development
                                     Stock         Amount       Capital          Stage           Total
                                     -----         ------       -------          -----           -----
Balance May 16, 2011                      --      $    --      $     --        $      --       $     --

Net loss May 31, 2011                     --           --            --             (163)          (163)
                                  ----------      -------      --------        ---------       --------

BALANCE MAY 31, 2011                      --           --            --             (163)          (163)
                                  ----------      -------      --------        ---------       --------
Stock issued for cash on
 December 1, 2011 at
 $0.002 per share                  5,000,000          500         9,500               --         10,000

Net loss                                  --           --            --           (1,010)        (1,010)
                                  ----------      -------      --------        ---------       --------

BALANCE, MAY 31, 2012              5,000,000          500         9,500           (1,173)         8,827

Net loss                                  --           --            --           (8,285)        (8,285)
                                  ----------      -------      --------        ---------       --------

BALANCE, MAY 31, 2013              5,000,000          500         9,500           (9,458)           542

Stock issued for cash on
 December 19, 2013 at
 $0.01 per share                   1,000,000          100         9,900               --         10,000

Net loss                                  --           --            --          (18,659)       (18,659)
                                  ----------      -------      --------        ---------       --------

BALANCE MAY 31, 2014               6,000,000      $   600      $ 19,400        $ (28,117)      $ (8,117)
                                  ==========      =======      ========        =========       ========


                       See Notes to Financial Statements

                                 WEBFOLIO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  Inception
                                                                                                 May 16, 2011
                                                            Year Ended         Year Ended          Through
                                                           May 31, 2014       May 31, 2013       May 31, 2014
                                                           ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(18,659)          $ (8,285)          $ 28,117
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                             (305)               780                475
                                                             --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES               (18,964)            (7,505)            28,592
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                               6,900              4,999             11,988
  Issuance of common stock for cash                            10,000                 --             20,000
                                                             --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            16,900              4,999             31,988
                                                             --------           --------           --------

NET CHANGE IN CASH                                             (2,064)            (2,506)             4,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                6,410              8,916                 --
                                                             --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,346           $  6,410           $  4,346
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========

  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2014
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Webfolio Inc. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company is in the development stage with no revenues and a limited operating history.

Going Concern Consideration

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $28,117 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and advance from related party, approximate their market values as of May 31, 2014.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of May 31, 2014 in the amount of $11,988.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2014:

Common stock, $ 0.0001 par value: 130,000,000 shares authorized; 5,000,000 shares issued and outstanding

In May, 2011, the Company authorized the issue of 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, Director, for net cash proceeds of $10,000.

In December, 2013, the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $10,000.

At May 31, 2014 there are total of 6,000,000 common shares of the Company issued and outstanding.

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

                                                 May 31, 2014       May 31, 2013
                                                 ------------       ------------
Federal income tax benefit attributed to:
  Net operating loss                               $  6,344           $  2,817
  Valuation allowance                                (6,344)            (2,817)
                                                   --------           --------
Net benefit                                        $     --           $     --
                                                   ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 May 31, 2014       May 31, 2013
                                                 ------------       ------------
Deferred tax attributed:
  Net operating loss carryover                     $  9,560           $  3,216
  Less change in valuation allowance                 (9,560)            (3,216)
                                                   --------           --------
Net deferred tax asset                             $     --           $     --
                                                   ========           ========

At May 31, 2014, the Company had an unused net operating loss carry-forward approximating $28,118 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

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

The name, address, age and position of our officer and director is set forth below:

Name and Address                    Age                Position(s)
----------------                    ---                -----------

James Aikens                        55      President, Secretary,
Villa 210, Perla Marina Complex             Chief Executive Officer,
Carretera Sosua - Cabarete                  Chief Financial Officer and Director
Cabarete, Puerto Plata
Republica Dominicana, 57000

Robin Thompson                      49      Director
1129 8 Street S.E.
Calgary, AB
T2G 2Z6  Canada

Mr. Thompson has held his office/position since the inception of our Company. He is expected to hold said office/position until the next annual meeting of our stockholders. The officer and director named above is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

JAMES AIKENS has been President, CEO, CFO, Secretary and Director of Webfolio Inc. from February 20, 2014 to the present. Mr. Aikens has been, from January 2007 to the present, President of Inversiones 888 EIRL, a Dominican Republic-based agricultural production company that consults and provides appraisals for commercial, agricultural, industrial and residential real estate. From June 2004 to the present, Mr. Aikens serves as President of Balfour International, Inc., a management consulting firm. From January 2001 to November 2009, he served as COO of IFD Beneficence Corporation. From August 1994 to March 2009, Mr. Aikens served as officer and director of the Active Mountain group of companies, a land development company and owner of Merritt Mountain Music Festival, one of Canada's largest and longest running outdoor music festivals.

Mr. Aikens attended Concordia University, Montreal, Canada from 1979 to 1981 where he studied Economics.

ROBIN THOMPSON has been a Director of Webfolio Inc. from May 2011 to the present. He formerly served as the Company's President, CEO, CFO and Secretary until February 2014. From April 2012 to the present Mr. Thompson has been Director of Information and Business Services at Alberta Insurance Council. From November 2010 to March 2012 he served as a Senior Developer for Alberta Insurance Council. From February 2000 to the present he has been Principal Systems Architect at LPD Enterprises Inc., a software consulting firm based in Calgary, Alberta. Mr. Thompson is a certified Professional Engineer with APEGGA and received his BSc in Electrical Engineering from the University of Alberta.

During the past ten years, Mr. Aikens and Mr. Thompson have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which either was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CORPORATE GOVERNANCE

We do not have a compensation committee and we do not have an audit committee financial expert. We do not have a compensation committee because our Board of Directors consists of two directors and we do not pay any compensation at this time. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive in the circumstances of our Company. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

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

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and directors receive no compensation for their services during the development stage of our business operations. They may be reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors. We also do not currently have any benefits, such as health or life insurance, currently available to our employee.


SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive     Deferred       All
 Name and                                                           Plan         Compen-      Other
 Principal                                    Stock     Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus    Awards    Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----    ------    ------     ------       --------      ------     ------
James Aikens,      2014     0          0        0         0           0            0             0          0
President, CEO,
CFO and Director

Robin Thompson,    2014     0          0        0         0           0            0             0          0
Director           2013     0          0        0         0           0            0             0          0
                   2012     0          0        0         0           0            0             0          0
                   2011     0          0        0         0           0            0             0          0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                            Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
                                                                                                                  Equity
                                                                                                                 Incentive
                                                                                                     Equity        Plan
                                                                                                    Incentive     Awards:
                                                                                                      Plan       Market or
                                                                                                     Awards:      Payout
                                         Equity                                                     Number of    Value of
                                        Incentive                            Number                 Unearned     Unearned
                                       Plan Awards;                            of        Market      Shares,      Shares,
           Number of     Number of      Number of                            Shares     Value of    Units or     Units or
          Securities    Securities     Securities                           or Units   Shares or     Other         Other
          Underlying    Underlying     Underlying                           of Stock    Units of     Rights       Rights
          Unexercised   Unexercised    Unexercised   Option      Option       That     Stock That     That         That
          Options (#)   Options (#)     Unearned     Exercise  Expiration   Have Not    Have Not    Have Not     Have Not
Name      Exercisable  Unexercisable   Options (#)    Price       Date      Vested(#)    Vested      Vested       Vested
----      -----------  -------------   -----------    -----       ----      ---------    ------      ------       ------

James         0             0              0            0           0           0          0            0            0
Aikens

Robin         0             0              0            0           0           0          0            0            0
Thompson

DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

James Aikens        0          0          0             0               0               0             0

Robin Thompson      0          0          0             0               0               0             0

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

EMPLOYMENT AGREEMENTS

We do not have an employment agreement in place with Mr. Aikens or Mr. Thompson.

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

Name and Address of                          No. of                Percentage
 Beneficial Owner                            Shares               of Ownership
 ----------------                            ------               ------------

James Aikens                                       0                    0
Villa 210, Perla Marina Complex
Carretera Sosua
Cabarete, Puerto Plata
Republica Dominicana, 57000

Robin Thompson                             5,000,000                   83%
1129 8 Street S.E.
Calgary, AB
T2G 2Z6
Canada

All Officers and
 Directors as a Group                      5,000,000                   83%

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 5,000,000 shares have been issued to Robin Thompson, a director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services from PLS CPA, A Professional Corp., including quarterly reviews, were $9,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2014.

The total fees charged to the Company for audit services from PLS CPA, A Professional Corp., including quarterly reviews, were $-0- for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2013.

The total fees charged to the Company for audit services from Stan J.H. Lee, CPA, including quarterly reviews, were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2014.

The total fees charged to the Company for audit services from Stan J.H. Lee, CPA, including quarterly reviews, were $2,750 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2013.

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

                                    Webfolio Inc.
                                    Registrant


Date August 27, 2014                By  /s/ James Aikens
                                        ----------------------------------------
                                        James Aikens
                                        (Principal Executive Officer,
                                        Principal Financial Officer,
                                        Principal Accounting Officer & Director)


Date August 27, 2014                By  /s/ Robin Thompson
                                        ----------------------------------------
                                        Robin Thompson
                                        (Director)