Form 10-Q
period 2014-08-31
Webfolio Inc.
filed 2014-10-15
CIK 1536643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of October 13, 2014

ITEM 1. FINANCIAL STATEMENTS

                                  WEBFOLIO, INC
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     August 31, 2014       May 31, 2014
                                                                     ---------------       ------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $  4,098              $  4,346
                                                                        --------              --------
TOTAL CURRENT ASSETS                                                       4,098                 4,346
                                                                        --------              --------

      TOTAL ASSETS                                                      $  4,098              $  4,346
                                                                        ========              ========

                   LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  3,465              $    475
  Loan from shareholder                                                   14,488                11,988
                                                                        --------              --------
TOTAL CURRENT LIABILITIES                                                 17,953                12,463
                                                                        --------              --------

      TOTAL LIABILITIES                                                   17,953                12,463
                                                                        --------              --------
STOCKHOLDERS' EQUITY (DEFICIT)
  130,000,000 common shares at par value of $0.0001 Common stock,
   6,000,000 shares issued and outstanding at August 31, 2014 and
   May 31, 2014 respectively                                                 600                   600
  Additional paid-in capital                                              19,400                19,400
  Deficit accumulated during the development stage                       (33,855)              (28,117)
                                                                        --------              --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (13,855)               (8,117)
                                                                        --------              --------

      TOTAL LIABILITITES & STOCKHOLDERS' EQUITY (DEFICIT)               $  4,098              $  4,346
                                                                        ========              ========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                    Three Months Ended        Three Months Ended
                                      August 31, 2014           August 31, 2013
                                      ---------------           ---------------
REVENUES
  Revenues                              $        --               $        --
                                        -----------               -----------
TOTAL REVENUES                                   --                        --

OPERATING COSTS
  Professional expenses                       4,595                     1,250
  General and Administative                   1,143                        45
                                        -----------               -----------
TOTAL OPERATING COSTS                         5,738                     1,295
                                        -----------               -----------
OTHER INCOME AND EXPENSE
  Exchange gain(loss)                            --                        --
                                        -----------               -----------
TOTAL OTHER INCOME AND EXPENSE                   --                        --
                                        -----------               -----------

NET  INCOME (LOSS)                      $    (5,738)              $    (1,295)
                                        ===========               ===========

BASIC EARNINGS PER SHARE                $     (0.00)              $     (0.00)
                                        ===========               ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,000,000                 5,000,000
                                        ===========               ===========


                        See Notes to Financial Statements

                                 WEBFOLIO, INC.
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended      Three Months Ended
                                                          August 31, 2014         August 31, 2013
                                                          ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (5,738)               $ (1,295)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                            2,990                    (740)
                                                             --------                --------
       NET CASH USED IN OPERATING ACTIVITIES                   (2,748)                 (2,035)
                                                             --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH USED IN INVESTING ACTIVITIES                       --                      --
                                                             --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loans                               2,500                      --
  Issuance of common stock for cash                                --                      --
                                                             --------                --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                2,500                      --
                                                             --------                --------

NET CHANGE IN CASH                                               (248)                 (2,035)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,346                   6,410
                                                             --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,098                $  4,375
                                                             ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --                $     --
                                                             ========                ========

  Income Taxes                                               $     --                $     --
                                                             ========                ========


                        See Notes to Financial Statements

                                  WEBFOLIO INC.
                          Notes to Financial Statements
                           August 31, 2014 (Unaudited)
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Webfolio Inc. ("The Company") was incorporated in the State of Delaware on May 16, 2011 to engage in the creation and development of an online service primarily to help real estate investors more effectively manage their properties and potential buyers. The Company has no revenues and a limited operating history.

GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,855 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and loan from related party, approximate their market values as of August 31, 2014.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic
915. The Company has adopted this standard and will not report inception to date financial information.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation -- Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation -- Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. He will also not receive any interest on any funds that he has advanced to the Company. Mr. Thompson has advanced funds to the Company as of August 31, 2014 in the amount of $14,488.

4. COMMON SHARES

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2014:

Common stock, $ 0.0001 par value: 130,000,000 shares authorized; 6,000,000 shares issued and outstanding

In May, 2011, the Company authorized the issue of 5,000,000 common shares of the company at par value of $.002 to Robin Thompson, Director, for net cash proceeds of $10,000.

In December, 2013, the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.01 per share for a total of $10,000.

At August 31, 2014 there are total of 6,000,000 common shares of the Company issued and outstanding.

5. INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and
(b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized. The provision for refundable federal income tax consists of the following for the period ended August 31, 2014:

Federal income tax benefit attributed to:
  Net operating loss                                                $ (5,738)
  Valuation allowance                                                 (5,738)
                                                                    --------
Net benefit                                                         $     --
                                                                    ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax attributed:
  Net operating loss carryover                                      $ 11,511
  Less change in valuation allowance                                 (11,511)
                                                                    --------
Net deferred tax asset                                              $     --
                                                                    ========

At August 31, 2014, the Company had an unused net operating loss carry-forward approximating $33,855 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

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

RESULTS OF OPERATIONS

We have generated no revenues to date. We have incurred $33,855 in operating expenses from inception through August 31, 2014. These expenses primarily consisted of costs related to organizational fees, i.e. forming the Delaware Company and filing the extra provincial license documents to operate in Alberta, costs related to the preparation of the Registration Statement, including the audit, SEC fees and EDGAR filing.

The following table provides selected financial data about our Company for the period from the date of incorporation through August 31, 2014. For detailed financial information, see the financial statements included in this report.

              Balance Sheet Data:                08/31/2014
              -------------------                ----------

              Cash                                $  4,098
              Total assets                        $  4,098
              Total liabilities                   $ 17,953
              Stockholder's equity                $(13,855)

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

Our net loss for the three months ended August 31, 2014 was $5,738. Our net loss for the three months ended August 31, 2013 was $1,295.

As of August 31, 2014, there is a total of $14,488 in advances payable that is owed by the company to Robin Thompson, a director and shareholder, for expenses that he has paid on behalf of the company. The advances payable are interest free and payable on demand.

On December 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Mr. Thompson for cash at $0.002 per share for a total of $10,000.

We completed our offering of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $10,000 in December 2013.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2014 we had $4,098 in cash and there were outstanding liabilities of $17,953. Our directors have verbally agreed to loan the company funds for operating expenses in a limited scenario, but they have no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Webfolio Inc.
                                    Registrant


Date  October 13, 2014              By  /s/ James Aikens
                                        ----------------------------------------
                                        James Aikens
                                        (Principal Executive Officer,
                                        Principal Financial Officer,
                                        Principal Accounting Officer & Director)


Date  October 13, 2014              By  /s/ Robin Thompson
                                        ----------------------------------------
                                        Robin Thompson
                                        (Director)